Form 10-Q
period 2011-11-30
DE Acquisition 12, Inc.
filed 2012-01-17
CIK 1514370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity: as of January 13, 2011, 10,000 shares of common stock issued and outstanding.

DE ACQUISITION 12, INC.

FORM 10-Q

November 30, 2011

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

SIGNATURE

Item 1.  Financial Statements

DE ACQUISITION 12, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	Nov 30, 2011	Feb 28, 2011

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES

TOTAL LIABILITIES	$-	$-

SHAREHOLDERS' EQUITY/(DEFICIT)
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	2,270	138
Deficit accumulated during the development phase	(2,271)	(139)
TOTAL SHAREHOLDERS'EQUITY/( DEFICIT)	-	-

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)	$-	$-

See accompanying notes to the unaudited financial statements

DE ACQUISITION 12, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(Unaudited)

	Nine months Ended Nov 30, 2011	Three Months Ended Nov 30, 2011	Inception (1/25/11) to 11/30/11

Revenues	$-	$-	$-

OPERATING EXPENSES
Professional fees	-	-	-
Organization expenses	-	-	139
General and administrative expenses	2,132	500	2,132

Net operating loss	$(2,132)	$(500)	$(2,271)

NET LOSS	$(2,132)	$(500)	$(2,271)

Net loss per share, basic and fully diluted	$-	$-
Weighted average number of shares outstanding	10,000	10,000

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 12, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Period from January 25, 2011 (Inception) through November 30, 2011

(Unaudited)

	Common Stock			Additional Paid In Capital		Develop. Stage Deficit	Total Shareholders' Deficit
	Date	Shares	Amount

January 25, 2011 (inception)	01/25/11	10,000	$1	$(1)	$		$-
Shareholder-paid expenses				139			139
Net loss						(139)	(139)

Balance, February 28, 2011		10,000	1	138		(139)	-

Expenses paid by affiliates				2,132			2,132
Net loss						(2,132)	(2,132)

Balances, Nov 30, 2011		10,000	$1	$2,270		$(2,271)	$-

See accompanying notes to the unaudited financial statements.

DE ACQUISITION 12, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended 11/30/11	Inception (1/25/11) to 11/30/11

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,132)	$(2,271)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation		-

Changes in operating assets and liabilities:
Accrued expenses	-	-

Net cash used in operating activities	(2,132)	(2,271)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net cash provided by / used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
-
Expenses paid by affiliates	2,132	2,271

Net cash provided by financing activities	2,132	2,271

NET INCREASE / (DECREASE) IN CASH	-	-

Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	-
Cash paid for income taxes	-	-

See accompanying notes to the unaudited financial statements

DE ACQUISITION 12, INC.

(A DEVELOPMENT STAGE COMPANY)

November 30, 2011

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

DE Acquisition 12, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on January 25, 2011, with an objective to acquire, or merge with, an operating business.  As of November 30, 2011, the Company had not yet commenced any operations.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $2,271 at November 30, 2011, and had a net loss of $2,132 for the nine months ended November 30, 2011 and cash used in operations of $2,132 for the nine months ended November 30, 2011, with no revenues earned since inception.

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

Results of Operation

We have not had any operating income since inception.  For the nine months ended November 30, 2011, we incurred a net loss of $2,132 and since inception we have incurred a net loss of $2,271. Expenses from inception were comprised of costs mainly associated with Exchange Act costs.

Liquidity and Capital Resources

At November 30, 2011, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $2,271 from inception, and used $2,132 of cash in operations for the period from January 25, 2011 (inception) to November 30, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments during the nine months ended November 30, 2011 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

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

DE ACQUISITION 12, INC.
(Registrant)

Date: January 13, 2011	By:	/s/ Ruth Shepley
Ruth Shepley
Chief Executive Officer